Form 10-Q
period 2026-06-30
Kailera Therapeutics, Inc.
filed 2026-08-12
CIK 2096997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2026, the registrant had 129,643,676 shares of common stock, $0.00001 par value per share, outstanding.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those described in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

•
We are a clinical-stage biotechnology company with a limited operating history. We have incurred significant financial losses since our inception and anticipate that we will continue to incur significant financial losses for the foreseeable future.
•
We have not generated any revenues to date and may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
•
We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs or commercialization efforts.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•
We depend heavily on the success of ribupatide injection and our other product candidates. If we are unable to successfully develop or commercialize ribupatide injection or any other product candidates, or experience significant delays in doing so, we may continue to incur significant financial losses.
•
The FDA or comparable foreign regulatory authorities may disagree with our regulatory plan for our product candidates.
•
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
•
We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties or delays enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
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
•
We currently, and may in the future, conduct certain of our clinical trials for our product candidates outside of the United States. However, the FDA and foreign regulatory authorities may not accept data from such trials, which could materially harm our business.
•
Our business is subject to the risks associated with having a collaboration partner located in China.
•
We depend on our license agreement with, and the comprehensiveness of the intellectual property licensed from, Hengrui. Termination of the Hengrui License Agreement, and issues related to intellectual property we license from Hengrui, would have a material adverse effect on our business.
•
We are dependent on Hengrui having accurately generated, collected, interpreted and reported data from certain nonclinical studies and clinical trials that were previously conducted for our product candidates.
•
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
•
We rely on the use of third parties, including Hengrui, to manufacture our product candidates, which may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable time and cost, which could delay, prevent or impair our development or commercialization efforts.
•
We face significant competition from entities that have made substantial investments into developing novel treatments for patients with obesity, including large pharmaceutical companies with approved therapies in our current indications, and

i

biopharmaceutical, specialty pharmaceutical and biotechnology companies developing novel treatments and technology platforms.
•
The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance of such product candidates by physicians, patients, healthcare payors and others in the medical community.
•
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
•
Third-party claims of intellectual property infringement, misappropriation, or other violations against us or our collaborators could be expensive and time-consuming and may prevent or delay the development and commercialization of any of our current or future product candidates.
•
The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

The risks described above should be read together with the text of the full risk factors discussed in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission, or the SEC. The risks summarized above or described in full elsewhere in this Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kailera Therapeutics, Inc.

Condensed consolidated balance sheets

(amounts in thousands, except share data) (unaudited)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,301	$160,267
Marketable securities	786,440	385,789
Prepaid expenses and other current assets	12,426	11,481
Total current assets	929,167	557,537
Property and equipment, net	1,753	1,955
Restricted cash	761	761
Long-term marketable securities	255,076	106,672
Non-current clinical deposits	14,671	12,185
Operating lease right-of-use assets	9,898	10,463
Other non-current assets	90	2,721
Total assets	$1,211,416	$692,294
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$19,202	$7,529
Accrued expenses and other current liabilities	63,399	37,836
Operating lease liabilities, current	1,050	1,040
Total current liabilities	83,651	46,405
Operating lease liabilities, non-current	9,166	9,713
Other non-current liabilities	135	270
Total liabilities	92,952	56,388
Commitments and contingencies (Note 12)
Convertible preferred stock:
Series A convertible preferred stock: $0.00001 par value; no shares authorized, issued and outstanding at June 30, 2026; 35,677,603 shares authorized, issued and outstanding at December 31, 2025	—	390,306
Series B convertible preferred stock: $0.00001 par value; no shares authorized, issued and outstanding at June 30, 2026; 43,084,539 shares authorized, issued and outstanding at December 31, 2025	—	602,058
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2026; no shares authorized, issued and outstanding at December 31, 2025	—	—
Common stock, $0.00001 par value; 800,000,000 shares and 105,384,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 129,620,370 and 19,048 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,679,098	11,981
Accumulated other comprehensive (loss) income	(1,794)	229
Accumulated deficit	(558,840)	(368,668)
Total stockholders’ equity (deficit)	1,118,464	(356,458)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,211,416	$692,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kailera Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

(amounts in thousands, except share data for all periods presented and per share data for 2026) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$101,061	$19,522	$171,934	$29,651
General and administrative	20,312	11,129	34,099	21,457
Total operating expenses	121,373	30,651	206,033	51,108
Loss from operations	(121,373)	(30,651)	(206,033)	(51,108)
Other income
Interest income	9,994	2,126	15,710	3,801
Other income (expense), net	72	(422)	151	377
Total other income	10,066	1,704	15,861	4,178
Net loss	$(111,307)	$(28,947)	$(190,172)	$(46,930)
Other comprehensive loss
Unrealized loss	(1,262)	(26)	(2,023)	(32)
Comprehensive loss	(112,569)	(28,973)	(192,195)	(46,962)
Net loss per share attributable to common stockholders - basic and diluted	$(1.09)	$(28,947)	$(3.72)	$(46,930)
Weighted-average common stock outstanding - basic and diluted	102,226,608	1	51,124,108	1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kailera Therapeutics, Inc.

Condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

(amounts in thousands, except share data) (unaudited)

	Series A-1 convertible preferred stock		Series A-2 convertible preferred stock		Series A-2 (NV) convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
December 31, 2025	30,000,000	$294,358	4,968,789	$84,501	708,814	$11,447	43,084,539	$602,058	19,048	$—	$11,981	$229	(368,668)	$(356,458)
Exercise of stock options	—	—	—	—	—	—	—	—	10,905	—	57	—	—	$57
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,939	—	—	$3,939
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(761)	—	$(761)
Net loss	—	—	—	—	—	—	—	—	—		—	—	(78,865)	$(78,865)
March 31, 2026	30,000,000	$294,358	4,968,789	$84,501	708,814	$11,447	43,084,539	$602,058	29,953	$—	$15,977	$(532)	$(447,533)	$(432,088)
Conversion of convertible preferred stock to common stock	(30,000,000)	(294,358)	(4,968,789)	(84,501)	(708,814)	(11,447)	(43,084,539)	(602,058)	84,596,391	—	992,364	—	—	$992,364
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and other offering costs	—	—	—	—	—	—	—	—	44,921,875	—	661,983	—	—	$661,983
Exercise of stock options	—	—	—	—	—	—	—	—	72,151	—	430	—	—	$430
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	8,344	—	—	$8,344
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	$(1,262)
Net loss	—	—	—	—	—	—	—	—	—		—	—	(111,307)	$(111,307)
June 30, 2026	—	$—	—	$—	—	$—	—	$—	129,620,370	$—	$1,679,098	$(1,794)	$(558,840)	$1,118,464

	Series A-1 convertible preferred stock		Series A-2 convertible preferred stock		Series A-2 (NV) convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
December 31, 2024	30,000,000	$294,358	4,968,789	$84,501	708,814	$11,447	—	$—	1	$—	$941	$—	$(219,713)	$(218,772)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,523	—	—	1,523
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,983)	(17,983)
March 31, 2025	30,000,000	$294,358	4,968,789	$84,501	708,814	$11,447	—	$—	1	$—	$2,464	$(6)	$(237,696)	$(235,238)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,631	—	—	1,631
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(28,947)	(28,947)
June 30, 2025	30,000,000	$294,358	4,968,789	$84,501	708,814	$11,447	—	$—	1	$—	$4,095	$(32)	$(266,643)	$(262,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kailera Therapeutics, Inc.

Condensed consolidated statements of cash flows

(amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(190,172)	$(46,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	202	125
Stock-based compensation expense	12,283	3,154
Change in fair value of preferred stock tranche right liability	—	(1,400)
Non-cash lease expense	565	243
Accretion of discounts on investments, net	(2,892)	(1,001)
Change in fair value of convertible promissory notes	—	1,016
Other	(11)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,243)	(6,174)
Non-current clinical deposits	(2,486)	—
Other non-current assets	2,316	(170)
Accounts payable	11,843	(192)
Accrued expenses and other current liabilities	24,430	7,198
Operating lease liabilities	(537)	(301)
Other non-current liabilities	(135)	—
Net cash used in operating activities	(145,837)	(44,432)

Cash flows from investing activities:
Purchases of marketable securities	(738,259)	(136,612)
Maturities of marketable securities	190,084	8,000
Net cash used in investing activities	(548,175)	(128,612)

Cash flows from financing activities:
Proceeds from the exercise of stock options	487	—
Proceeds from issuance of convertible promissory notes	—	100,000
Proceeds from issuance of common stock, net of commissions and underwriting discounts	668,438	—
Payments of deferred offering costs related to initial public offering	(4,879)	—
Net cash provided by financing activities	664,046	100,000

Net decrease in cash, cash equivalents and restricted cash	(29,966)	(73,044)
Cash, cash equivalents and restricted cash at beginning of period	161,028	175,178
Cash, cash equivalents and restricted cash at end of period	$131,062	$102,134

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$130,301	$101,373
Restricted cash	761	761
Total cash, cash equivalents and restricted cash	$131,062	$102,134

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$992,364	$—
Deferred offering costs included in accounts payable and accrued expenses	$1,261	$15
Increase in right-of-use assets and operating lease liabilities from lease modifications	$—	$32

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

Risks and Uncertainties

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

Initial Public Offering

On April 20, 2026, the Company completed its initial public offering, in which it issued and sold an aggregate of 44,921,875 shares of its common stock (inclusive of 5,859,375 shares pursuant to the full exercise of the underwriters’ overallotment option) at a public offering price of $16.00 per share for gross proceeds of $718.8 million. The Company received aggregate net proceeds of $662.0 million after deducting commissions, underwriting discounts and other offering costs.

Liquidity and Going Concern

Through June 30, 2026, the Company has funded its operations primarily with proceeds from the sale and issuance of shares of convertible preferred stock, the issuance of convertible promissory notes, which converted into shares of convertible preferred stock and the sale and issuance of common stock as part of its initial public offering. The Company has incurred losses since its inception, including a net loss of $190.2 million for the six months ended June 30, 2026. In addition, as of June 30, 2026, the Company had an accumulated deficit of $558.8 million. The Company expects to continue to generate operating losses for the near future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies, and could require it to significantly delay, scale back or discontinue the development and commercialization of one or more of its product candidates. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

The Company believes the cash, cash equivalents and marketable securities on hand of $1,171.8 million as of June 30, 2026 will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements are issued.

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kailera Therapeutics, Inc., and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements included in its final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 17, 2026 (the “Prospectus”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2026, and the results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or any other period.

Significant Accounting Policies

As of June 30, 2026, the Company’s significant accounting policies, which are described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2025 included in the Prospectus related to the initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, have not changed, except as noted below.

Stock-based compensation

For stock-based awards issued to employees, non-employees, and members of the Company’s board of directors (the “Board”) for their services on the Board, the Company measures the estimated fair value of the stock-based award on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company issues stock-based awards with service-based vesting conditions and records the expense for these awards using the straight-line method. The Company issues performance-based awards and records the expense for these awards over the expected vesting term and recognizes expense only if it is probable the performance-based conditions will be achieved. The Company issues stock-based awards with market-based vesting conditions and recognizes expense as the requisite service is rendered by the employee, regardless of when, if ever, the market-based vesting conditions are satisfied. The Company accounts for forfeitures as they occur.

The Company classifies stock-based compensation expense in its condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s cash compensation costs are classified.

The fair value of each stock option award with either service-based vesting conditions or performance-based conditions is estimated on the date of grant using the Black-Scholes option pricing model. As there is limited trading history of its common stock, the Company determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The fair value of each stock option award with market-based vesting conditions is estimated on the date of grant using a Monte Carlo simulation model.

Emerging growth company status and smaller reporting company status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its initial public offering, or December 31, 2031, or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.235 billion in annual revenue, if it has more than $700.0 million in market value of our stock held by non-affiliates (and it has been a public company for at least 12 months and has filed one annual report on Form 10-K) or the Company issues more than $1.0 billion of non-convertible debt securities over a three-year period.

As of the date of the issuance of these financial statements, the Company is also a “smaller reporting company”, meaning that the market value of the Company's stock held by non-affiliates is less than $700 million and its annual revenue was less than $100 million during the most recently completed fiscal year. The Company may continue to be a smaller reporting company if either (i) the market value of its stock held by non-affiliates is less than $250 million or (ii) its annual revenue is less than $100 million during the most recently completed fiscal year and the market value of its stock held by non-affiliates is less than $700 million. If the Company is a smaller reporting company at the time it ceases to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently issued and adopted accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements and disclosures.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). The guidance refines the scope of ASC Topic 815, Derivatives and Hedging, to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under ASC 606 for share-based payments from a customer in a revenue contract. The Company adopted the standard on a modified retrospective basis as of January 1, 2026. As a result of the new derivative scope exception created by the standard, certain previously identified derivatives no longer meet the criteria for derivative accounting. These derivatives did not have any fair value as of December 31, 2025, and therefore no amounts are recognized related to the adoption of the standard. The guidance of ASU 2025-07 related to share-based noncash consideration received in exchange for the transfer of goods or services to a customer did not have any impact on the Company's condensed consolidated financial statements upon adoption.

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

3. Marketable securities

The following table summarizes the amortized cost and estimated fair value of the Company’s investments, which are considered to be available-for-sale investments, and were included in marketable securities and long-term marketable securities (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. government agency debt securities	$248,546	$—	$(359)	$248,187
Corporate debt securities	296,772	1	(620)	296,153
Commercial paper	242,318	6	(224)	242,100
	$787,636	$7	$(1,203)	$786,440

Long-term marketable securities:
U.S. government agency debt securities	$138,073	$14	$(303)	137,784
Corporate debt securities	117,599	—	(307)	117,292
	$255,672	$14	$(610)	$255,076

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. government agency debt securities	$169,690	$108	$—	$169,798
Corporate debt securities	122,737	23	(47)	122,713
Commercial paper	93,241	37	—	93,278
	$385,668	$168	$(47)	$385,789

Long-term marketable securities:
U.S. government agency debt securities	$62,038	$80	$—	$62,118
Corporate debt securities	44,537	18	(1)	44,554
	$106,575	$98	$(1)	$106,672

Certain short-term marketable securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. As of June 30, 2026, all short-term marketable securities had contractual maturities within one year and all long-term marketable securities had contractual maturities between one to two years.

As of June 30, 2026 and December 31, 2025, the Company held 146 and 12 securities, respectively, that were in an unrealized loss position, with a total fair market value of $977.8 million and $79.0 million, respectively. As of June 30, 2026 and December 31, 2025, there were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months. The Company evaluated its securities for potential impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the investments in an unrealized loss position and does not expect it will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Given the Company’s intent and ability to hold such investments until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired and there were no allowances for credit losses as of June 30, 2026 and as of December 31, 2025.

4. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,706	$—	$—	$85,706
Corporate debt securities	—	8,987	—	8,987
Commercial paper	—	31,282	—	31,282
Marketable securities:
U.S. government agency debt securities	—	385,971	—	385,971
Corporate debt securities	—	413,445	—	413,445
Commercial paper	—	242,100	—	242,100
Total assets	$85,706	$1,081,785	$—	$1,167,491

	Fair value measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$104,212	$—	$—	$104,212
Corporate debt securities	—	27,353	—	27,353
Commercial paper	—	25,922	—	25,922
Marketable securities:
U.S. government agency debt securities	—	231,915	—	231,915
Corporate debt securities	—	167,268	—	167,268
Commercial paper	—	93,278	—	93,278
Total assets	$104,212	$545,736	$—	$649,948

For the six months ended June 30, 2026, there were no transfers between Level 1, Level 2 and Level 3.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Interest receivable	$6,114	$2,725
Prepaid manufacturing	3,014	1,724
Prepaid expenses	1,343	2,645
Prepaid insurance	930	70
Prepaid other research and development	342	459
Prepaid clinical	288	2,356
Other	395	1,502
	$12,426	$11,481

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

In March 2025, the Company executed a new, seven-year, non-cancellable operating lease agreement for approximately 39,500 square feet of office space in Waltham, Massachusetts for its corporate headquarters. The lease commenced in October 2025, following completion of construction to prepare the premises for the Company’s intended use. The lease provided for base rent of $2.2 million for the first year, which will increase by approximately 2% each year. The Company’s lease payments also include real estate taxes and other operating expenses allocable to the leased premises, which exceed base year amounts. The Company has the option to extend the lease for one additional five-year term with base rent calculated on the then-market rate. In accordance with the lease agreement, the Company maintained a letter of credit of $0.8 million, which is refundable at the end of the lease term. As of June 30, 2026, the underlying cash balance collateralizing this letter of credit was classified as restricted cash (non-current) on the condensed consolidated balance sheets based on the release date of the restrictions of this cash. In connection with the new lease agreement, the Company amended its previous lease in Waltham, Massachusetts to extend the lease term to end shortly after the lease commencement date of its new lease agreement, which occurred in the fourth quarter of 2025.

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

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$578	$112	$1,197	$257
Variable lease costs	—	—	—	—
Total lease costs	$578	$112	$1,197	$257

For the six months ended June 30, 2026 and 2025, the Company made cash payments for operating leases of $1.2 million and $0.3 million, respectively.

The following table summarizes the future minimum lease payments due under operating leases as of June 30, 2026 (in thousands):

Total minimum lease payments
Year Ending December 31,
2026	$1,093
2027	2,220
2028	2,259
2029	2,299
2030	2,338
2031 and thereafter	4,387
Total lease payments	14,596
Less: interest	(4,380)
Total lease liabilities	$10,216

The total lease liabilities are presented on the Company’s consolidated balance sheets based on maturity dates. As of June 30, 2026, $1.0 million is classified under “operating lease liabilities, current” for the portion due within twelve months, and $9.2 million is classified under “operating lease liabilities, non-current.”

As of June 30, 2026, the weighted average remaining lease term was 6.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 12%.

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued manufacturing	$25,445	$3,812
Accrued clinical	24,855	18,888
Accrued employee compensation and benefits	8,392	9,054
Accrued professional services	3,429	3,866
Accrued other research and development	557	1,300
Other	721	916
	$63,399	$37,836

8. Convertible preferred stock

As of June 30, 2026, the authorized capital stock of the Company included 10,000,000 shares of $0.00001 par value preferred stock, of which there were no shares issued or outstanding.

As of December 31, 2025, the preferred stock consisted of the following:

			December 31, 2025
	Preferred shares authorized	Preferred shares issued and outstanding	Carrying value	Liquidation preference	Common stock issuable upon conversion
Series A-1 convertible preferred stock	30,000,000	30,000,000	$294,357,583	$300,000,000	30,000,000
Series A-2 voting convertible preferred stock	4,968,789	4,968,789	84,500,659	49,687,890	9,477,719
Series A-2 nonvoting convertible preferred stock	708,814	708,814	11,447,346	7,088,140	2,034,133
Total Series A-2 convertible preferred stock	5,677,603	5,677,603	95,948,005	56,776,030	11,511,852
Series B convertible preferred stock	43,084,539	43,084,539	602,057,535	603,183,546	43,084,539
Total	78,762,142	78,762,142	$992,363,123	$959,959,576	84,596,391

On April 20, 2026, the Company completed its initial public offering and all outstanding shares of convertible preferred stock were converted into 84,596,391 shares of common stock.

9. Common stock

As of June 30, 2026, the authorized capital stock of the Company included 800,000,000 shares of common stock, $0.00001 par value with 129,620,370 shares of common stock issued and outstanding. As of December 31, 2025, the authorized capital stock of the Company included 105,384,000 shares of common stock, $0.00001 par value, with 19,048 shares of common stock issued and outstanding.

On April 20, 2026, the Company completed its initial public offering in which it issued and sold an aggregate of 44,921,875 shares of its common stock (inclusive of 5,859,375 shares pursuant to the full exercise of the underwriters’ overallotment option) at a public offering price of $16.00 per share for gross proceeds of $718.8 million. The Company received aggregate net proceeds of $662.0 million after deducting commissions, underwriting discounts and other offering costs.

As part of the initial public offering, all outstanding shares of convertible preferred stock were converted into 84,596,391 shares of common stock. The certificate of incorporation was also amended and restated which, among other things, adjusted the number of authorized shares to 800,000,000 shares and 10,000,000 shares of common stock and preferred stock, respectively.

Each share of common stock entitles the holder to one vote, together with the holders of the preferred stock. Common stockholders are entitled to receive dividends, subject to the preferential dividend rights of the preferred stock. Through June 30, 2026, no cash dividends have been declared or paid.

As of June 30, 2026 and December 31, 2025, the Company has reserved the following shares of common stock for future issuance:

	June 30, 2026	December 31, 2025
Shares reserved for conversion of Series A-1 preferred stock	—	30,000,000
Shares reserved for conversion of Series A-2 preferred stock	—	11,511,852
Shares reserved for conversion of Series B preferred stock	—	43,084,539
Shares reserved for exercise of outstanding stock options	18,586,597	13,470,409
Shares reserved for issuance under all equity compensation plans	11,079,292	2,028,232
Total shares of authorized common stock reserved for future issuance	29,665,889	100,095,032

10. Stock-based compensation

Incentive Plans

The Company’s 2024 Equity Incentive Plan (the “2024 Plan”) provides for the Company to sell or issue common stock or restricted stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, directors and consultants of the Company. The 2024 Plan is administered by the Board, or its delegee.

On April 16, 2026, in connection with the Company's initial public offering, the Company adopted the 2026 Incentive Award Plan (the "2026 Plan"), which provides for the issuance of cash and equity awards. The number of shares initially available for issuance under awards granted pursuant to the 2026 Plan was 14,011,037 shares. The 2026 Plan provides that, on the first day of each calendar year beginning on and including January 1, 2027 and ending on and including January 1, 2036, the number of shares available for issuance under the 2026 Plan shall be increased by that number of shares equal to the lesser of (a) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board. Following the adoption of the 2026 Plan, any shares subject to an award issued under the 2024 Plan or the 2026 Plan that expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, or canceled without having been fully exercised/settled, will become available for future grant under the 2026 Plan. As of June 30, 2026, 9,783,810 shares remained available for future grant under the 2026 Plan.

The exercise prices, vesting and other restrictions are determined at the discretion of the Board, or its delegee, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant and the term of the stock option may not be greater than ten years. The Company generally grants stock-based awards with service conditions only (“service-based” awards) which generally vest over three or four years. The Company also has granted performance-based awards which vest upon the achievement of specified events and market condition awards which vest upon the satisfaction of certain market-based conditions. Stock options generally expire after ten years.

Employee Stock Purchase Plan

On April 16, 2026, in connection with the Company's initial public offering, the Company adopted the 2026 Employee Stock Purchase Plan (the "ESPP"), which provides for the issuance of up to 1,295,482 shares of common stock. The ESPP provides that, on the first day of each calendar year beginning on and including January 1, 2027 and ending on and including January 1, 2036, the number of shares available for issuance under the ESPP shall be increased by that number of shares equal to the lesser of (a) 1% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board.

Stock option activity

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2026:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2025	13,470,409	$6.20	9.17	$52,398
Granted	5,948,569	14.87
Exercised	(83,056)	5.29
Cancelled or forfeited	(749,325)	7.36
Outstanding as of June 30, 2026	18,586,597	$8.93	9.03	$243,706
Exercisable at June 30, 2026	3,530,867	$5.37	7.85	$58,820

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock. The intrinsic value of stock options exercised during the three and six months ended June 30, 2026 was $1.1 million and $1.2 million, respectively. There were no stock options exercised during the three and six months ended June 30, 2025.

The weighted-average grant-date fair value of the Company’s stock options granted for the three months ended June 30, 2026 and 2025 was $11.26 and $3.81, respectively. The weighted-average grant-date fair value of the Company’s stock options granted for the six months ended June 30, 2026 and 2025 was $10.32 and $3.80, respectively.

Stock option valuation

The Company uses the Black-Scholes model to value its stock option grants that vest based on the passage of time or the achievement of certain performance criteria and expenses the related compensation cost using the straight-line method over the vesting period. The assumptions that the Company used to determine the grant-date fair value of stock options granted during the three and six months ended June 30, 2026 and 2025 were as follows, presented on a weighted-average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected option life (years)	6.0	6.1	6.0	6.1
Risk-free interest rate	4.0%	4.1%	4.0%	4.1%
Expected volatility	80.1%	78.5%	81.2%	78.4%
Expected dividend yield	—%	—%	—%	—%

During the three and six months ended June 30, 2026, the Company also granted stock options that vest upon the achievement of certain share price thresholds. The Company accounted for these stock options as market condition awards and used the Monte Carlo valuation model to determine the fair value of the stock options and an expense recognition period of approximately 1.3 years. As of June 30, 2026, there were a total of 1,297,500 market condition stock options outstanding.

Stock-based compensation

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,428	$279	$3,401	$496
General and administrative	5,916	1,352	8,882	2,658
Total stock-based compensation expense	$8,344	$1,631	$12,283	$3,154

As of June 30, 2026, total unrecognized compensation cost related to the unvested stock-based awards was $92.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at the period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30, 2026
	2026	2025
Options to purchase common stock	18,586,597	7,564,304
Convertible preferred stock (as converted to common stock)	—	39,487,338
Total	18,586,597	47,051,642

12. Commitments and contingencies

Legal proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2026 and 2025, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened as of June 30, 2026.

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

The Company accounted for the arrangement as an asset acquisition of in-process research and development technology. No expenses were incurred or payments made, under the arrangement, during the six months ended June 30, 2026 and 2025. All other future payments will be recognized upon achievement.

13. Related party transactions

In May 2024, the Company entered into the Hengrui License Agreement. As partial consideration for this arrangement, the Company issued shares of Series A-2 convertible preferred stock, which represented 19.9% of the outstanding capital stock of the Company at issuance, on a fully-diluted basis.

In addition, as part of the agreement with Hengrui, Hengrui has agreed to provide the Company with manufacturing services and supplies. In connection with these services, the Company recognized $1.1 million and $1.5 million in research and development expenses for the three and six months ended June 30, 2026, respectively and $0.3 million and $0.7 million in research and development expenses for the three and six months ended June 30, 2025, respectively. Amounts due to Hengrui by the Company in connection with these services totaled $1.7 million and $0.2 million as of June 30, 2026 and December 31, 2025, respectively, which amounts were included in accrued expenses on the consolidated balance sheets.

14. Segment reporting

The Company operates and manages its business as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s current focus is on the development of a broad, advanced, and differentiated portfolio of clinical-stage injectable and oral therapies for the treatment of obesity. The Company has one reportable segment. The determination of reportable segments is based on the Chief Operating Decision Maker's ("CODM") use of financial information provided for the purpose of assessing performance and making operating decisions. The Company's CODM is its Chief Executive Officer.

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

The table below summarizes the expense categories reviewed by the CODM for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
External research and development(1)
Ribupatide injection	$70,569	$10,207	$121,140	$14,676
Ribupatide oral	1,329	—	1,690	—
KAI-7535	9,382	582	13,865	956
KAI-4729	378	106	788	338
Unallocated research and development and other(2)	4,745	1,954	8,319	2,750
General and administrative(3)	7,736	3,490	12,153	7,076
Personnel related (including stock-based compensation)(4)	27,234	14,312	48,078	25,312
Interest income	(9,994)	(2,126)	(15,710)	(3,801)
Other (income) expense, net	(72)	422	(151)	(377)
Net loss	$111,307	$28,947	$190,172	$46,930

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

15. Subsequent events

The Company has completed an evaluation of all subsequent events after June 30, 2026 through the issuance of the unaudited condensed consolidated financial statements, to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2026, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. No subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on April 17, 2026 (the “Prospectus”) that forms a part of our Registration Statement on Form S-1 (File No. 333-294690). This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also the section titled "Special Note Regarding Forward-Looking Statements." Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Unless the context otherwise requires, all references in this section to the “Company”, “Kailera”, “we”, “our” or “us” refers to the business of Kailera Therapeutics, Inc. and its subsidiaries.

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

Our diversified GLP-1-based pipeline is summarized below:

Recent developments

•
In July 2026, Hengrui reported positive topline data from its Phase 3 trial of once-weekly ribupatide injection (4 mg and 2 mg) in type 2 diabetes, or T2D, patients with inadequate glycemic control despite diet and exercise interventions in China. Ribupatide injection showed significant reductions in HbA1c from baseline, with a maximum mean reduction of 2.67%, based on the efficacy estimand. In August 2026, Hengrui reported positive topline data from its Phase 3 trial of once-weekly ribupatide injection in adults with T2D with inadequate glycemic control after metformin monotherapy or combination therapy with an SGLT2 inhibitor in China. The mean HbA1c reductions in the ribupatide injection 4 mg and 2 mg groups reached 2.78% and 2.34%, respectively, compared to 2.29% in the semaglutide injection 1 mg group, with the primary endpoint achieving non-inferiority in both dose groups at Week 36, based on the efficacy estimand. In addition, ribupatide injection 4 mg demonstrated statistically significant superior HbA1c reduction compared to semaglutide 1 mg. In both trials, safety and tolerability data were consistent with other GLP-1-based treatments, with most treatment-emergent adverse events, or TEAEs, being mild to moderate and gastrointestinal-related.
•
In July 2026, Hengrui reported positive topline data from two Phase 3 clinical trials of KAI-7535 (being developed by Hengrui in Greater China as HRS-7535). In Hengrui’s Phase 3 trial in adults with obesity in China, participants taking HRS-7535 180 mg achieved a mean weight loss of up to 11.1% from baseline at Week 50, based on an ad hoc analysis under the efficacy estimand. The most common TEAEs for participants treated with HRS-7535 (120 mg and 180 mg, respectively) in this trial were nausea (70.3% and 70.0% vs. 16.2% with placebo), vomiting (66.7% and 68.6% vs. 4.5% with placebo) and diarrhea (36.9% and 35.9% vs. 15.3% with placebo). In Hengrui’s Phase 3 trial in adults with T2D in China, HRS-7535 lowered HbA1c by an average of 1.50% to 1.68% across all dose groups (30 mg, 60 mg, 90 mg), based on the efficacy estimand. In both trials, most TEAEs were mild to moderate and gastrointestinal-related. No liver safety signal was observed in either trial, consistent with prior HRS-7535 clinical trials.

Risks and uncertainties

Since our inception in May 2024, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring intellectual property rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from any sources, including product sales. Through the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have funded our operations primarily with proceeds from the sale and issuance of shares of our convertible preferred stock, the issuance of convertible promissory notes, which converted into shares of convertible preferred stock, and the sale and issuance of common stock as part of our initial public offering.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $190.2 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $558.8 million. We expect to continue to incur significant expenses and recognize operating losses for at least the next several years as we advance our product candidates through later stage clinical development and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity securities. As we continue to pursue our business plan, we expect to finance our operations through a combination of equity offerings, debt financings, royalty financings or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $1,171.8 million. We believe that the cash, cash equivalents and marketable securities on hand as of June 30, 2026 will be sufficient to fund our operations into mid-2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

Components of our consolidated results of operations

Revenue

Through June 30, 2026, we have not generated revenue from any sources, including product sales, and do not expect to generate any revenue from the sale of products in the near future. If development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales.

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
Operating expenses:
Research and development	$101,061	$19,522	$81,539
General and administrative	20,312	11,129	9,183
Total operating expenses	121,373	30,651	90,722
Loss from operations	(121,373)	(30,651)	(90,722)
Other income
Interest income	9,994	2,126	7,868
Other income (expense), net	72	(422)	494
Total other income	10,066	1,704	8,362
Net loss	$(111,307)	$(28,947)	$(82,360)

Research and development expenses

The following table summarizes our research and development expenses by program for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
Ribupatide injection	$70,569	$10,207	$60,362
Ribupatide oral	1,329	—	1,329
KAI-7535	9,382	582	8,800
KAI-4729	378	106	272
Personnel related (including stock-based compensation)	14,658	6,673	7,985
Unallocated research and development expenses and other	4,745	1,954	2,791
Total research and development expenses	$101,061	$19,522	$81,539

Research and development expenses increased by $81.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by product candidate development and the related nonclinical, clinical, and contract manufacturing costs associated with our portfolio of injectable and oral development programs, as well as an increase in headcount, resulting in an increase in personnel-related expenses, including stock-based compensation expense, to support our ongoing research and development activities.

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

General and administrative expenses

General and administrative expenses increased by $9.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by the expansion of our operations, resulting in increases in professional service costs and personnel-related expenses, including an increase of $4.6 million in stock-based compensation expenses.

Interest income

Interest income increased by $7.9 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by higher cash equivalents and marketable securities balances.

Other income, net

Other income, net increased by $0.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Other income, net for the three months ended June 30, 2026 primarily consisted of miscellaneous income unrelated to our core operations. Other income, net for the three months ended June 30, 2025 primarily consisted of expense due to the change in fair value of our convertible promissory notes issued in May 2025, partially offset by income due to the change in fair value of the preferred stock tranche right liability.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Operating expenses:
Research and development	$171,934	$29,651	$142,283
General and administrative	34,099	21,457	12,642
Total operating expenses	206,033	51,108	154,925
Loss from operations	(206,033)	(51,108)	(154,925)
Other income
Interest income	15,710	3,801	11,909
Other income (expense), net	151	377	(226)
Total other income	15,861	4,178	11,683
Net loss	$(190,172)	$(46,930)	$(143,242)

Research and development expenses

The following table summarizes our research and development expenses by program for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Ribupatide injection	$121,140	$14,676	$106,464
Ribupatide oral	1,690	—	1,690
KAI-7535	13,865	956	12,909
KAI-4729	788	338	450
Personnel related (including stock-based compensation)	26,132	10,931	15,201
Unallocated research and development expenses and other	8,319	2,750	5,569
Total research and development expenses	$171,934	$29,651	$142,283

Research and development expenses increased by $142.3 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by product candidate development and the related nonclinical, clinical, and contract manufacturing costs associated with our portfolio of injectable and oral development programs, as well as an increase in headcount, resulting in an increase in personnel-related expenses, including stock-based compensation expense, to support our ongoing research and development activities.

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

General and administrative expenses

General and administrative expenses increased by $12.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by the expansion of our operations, resulting in increases in professional service costs and personnel-related expenses, including an increase of $6.2 million in stock-based compensation expenses.

Interest income

Interest income increased by $11.9 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by higher cash equivalents and marketable securities balances.

Other income, net

Other income, net decreased by $0.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Other income, net for the six months ended June 30, 2026 primarily consisted of miscellaneous income unrelated to our core operations. Other income, net for the six months ended June 30, 2025 consisted primarily of income due to the change in fair value of the preferred stock tranche right liability, partially offset by expense due to the change in fair value of our convertible promissory notes issued in May 2025.

Liquidity and capital resources

Since our inception, we have not generated revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $1,171.8 million and an accumulated deficit of $558.8 million. Through June 30, 2026, we have funded our operations primarily with proceeds from the sale and issuance of shares of convertible preferred stock, the issuance of convertible promissory notes, which converted into shares of convertible preferred stock and the sale and issuance of common stock as part of our initial public offering.

Cash flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(145,837)	$(44,432)
Net cash used in investing activities	(548,175)	(128,612)
Net cash provided by financing activities	664,046	100,000
Net decrease in cash, cash equivalents and restricted cash	$(29,966)	$(73,044)

Operating activities

During the six months ended June 30, 2026, operating activities used $145.8 million of cash, cash equivalents and restricted cash, primarily due to our net loss of $190.2 million, offset by a $34.2 million net decrease in our operating assets and liabilities and non-cash charges of $10.1 million. The changes in operating assets and liabilities primarily related to a net increase in accrued expenses and other current liabilities of $24.4 million, a net increase in accounts payable of $11.8 million and a net decrease in other non-current assets of

$2.3 million, partially offset by a net increase in non-current clinical deposits of $2.5 million and a net increase in prepaid expenses and other current assets of $1.2 million. Non-cash changes primarily consisted of $12.3 million in stock-based compensation expense, partially offset by $2.9 million in net accretion of discounts on our investment portfolio.

During the six months ended June 30, 2025, operating activities used $44.4 million of cash, cash equivalents and restricted cash, primarily due to our net loss of $46.9 million, offset by a net decrease of $0.4 million in our operating assets and liabilities and non-cash charges of $2.1 million. The changes in operating assets and liabilities primarily related to a net increase in accrued expenses and other current liabilities of $7.2 million and a net increase in prepaid expenses and other current assets of $6.2 million. Non-cash changes primarily consisted of $3.2 million in stock-based compensation expense and $1.0 million in changes in the fair value of the convertible promissory notes, partially offset by $1.4 million in changes in the fair value of the preferred stock tranche right liability and by $1.0 million in net accretion of discounts on our investment portfolio.

Investing activities

During the six months ended June 30, 2026, investing activities used $548.2 million in cash, cash equivalents and restricted cash consisting of purchases of investments of $738.3 million, partially offset by maturities of investments of $190.1 million.

During the six months ended June 30, 2025, investing activities used $128.6 million in cash, cash equivalents and restricted cash consisting of purchases of investments of $136.6 million, partially offset by maturities of investments of $8.0 million.

Financing activities

During the six months ended June 30, 2026, financing activities provided $664.0 million in cash, cash equivalents and restricted cash consisting of $668.4 million in net proceeds received from the initial public offering after deducting commissions and underwriting discounts, $0.5 million in proceeds from the exercise of stock options, offset by $4.9 million in payments of deferred offering costs related to our initial public offering.

During the six months ended June 30, 2025, financing activities provided $100.0 million in cash, cash equivalents and restricted cash consisting of proceeds from the issuance of convertible promissory notes.

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

We believe that the cash, cash equivalents and marketable securities on hand as of June 30, 2026 will be sufficient to fund our operations into mid-2028. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of June 30, 2026, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$14,596	$2,200	$6,837	$2,358	$3,201
Total	$14,596	$2,200	$6,837	$2,358	$3,201

Prior to 2025, we entered into lease agreements for office space located in Waltham, Massachusetts and San Diego, California, both of which were scheduled to expire in 2025 and were classified as operating leases. Each lease contained both fixed and variable lease payments. The lease for the premises in Waltham, Massachusetts included an option to extend the lease term for one six-month period.

In March 2025, we executed a new, seven-year, non-cancellable operating lease agreement for approximately 39,500 square feet of office space in Waltham, Massachusetts for our corporate headquarters. The lease commenced in October 2025 following completion of construction to prepare the premises for our intended use. The lease provides for base rent of $2.2 million for the first year, which will increase by approximately 2% each year. Our lease payments also include real estate taxes and other operating expenses allocable to the leased premises, which exceed base year amounts. Upon commencement of the lease, future minimum lease payments for the corporate headquarters were $15.9 million. We have the option to extend the lease for one additional five-year term with base rent calculated on the then-market rate. In accordance with the lease agreement, we maintained a letter of credit of $0.8 million, which is refundable at the end of the lease term. As of June 30, 2026, the underlying cash balance collateralizing this letter of credit was classified as restricted cash (non-current) on our condensed consolidated balance sheets based on the release date of the restrictions of this cash. In connection with the new lease agreement, we amended our existing lease in Waltham, Massachusetts to extend the lease term to end shortly after the lease commencement date of our new lease agreement, which occurred in the fourth quarter of 2025.

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

During the six months ended June 30, 2026, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s discussion and analysis of financial condition and results of operations” for the year ended December 31, 2025 included in the Prospectus, except as noted below.

Stock-based compensation

For stock-based awards issued to employees, non-employees, and members of our board of directors (the “Board”) for their services on the Board, we measure the estimated fair value of the stock-based award on the date of grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We issue stock-based awards with service-based vesting conditions and record the expense for these awards using the straight-line method. We issue performance-based awards and record the expense for these awards over the expected vesting term and recognize expense only if it is probable the performance-based conditions will be achieved. We issue stock-based awards with market-based vesting conditions and recognize expense as the requisite service is rendered by the employee, regardless of when, if ever, the market-based vesting conditions are satisfied. We account for forfeitures as they occur.

We classify stock-based compensation expense in our condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s cash compensation costs are classified.

The fair value of each stock option award with either service-based vesting conditions or performance-based conditions is estimated on the date of grant using the Black-Scholes option pricing model. As there is limited trading history of our common stock, we determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted average of the historical volatility measures of this group of guideline companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We have not paid, and do not anticipate paying, cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero.

The fair value of each stock option award with market-based vesting conditions is estimated on the date of grant using a Monte Carlo simulation model.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this Item 1 is incorporated by reference to Note 12—Commitments and Contingencies—Legal proceedings in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
•
third-party actions claiming infringement by our product candidates in clinical trials outside the United States and obtaining injunctions interfering with our progress; and
•
business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods, and wildfires, or disease.

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

As an organization, we have never completed late-stage clinical trials or submitted an NDA, and may be unable to do so for any of our product candidates.

We will need to successfully complete clinical development, including late-stage clinical trials, in order to obtain FDA or comparable regulatory authority approval to market ribupatide injection or any future product candidates. Carrying out late-stage clinical trials and the submission of a successful NDA is a complicated process. As an organization, we are in the process of conducting Phase 3 clinical trials for ribupatide injection and have not yet completed any late-stage clinical trials for ribupatide injection or any other current and future product candidates. We have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources. In addition, we have had limited interactions with the FDA and cannot be certain how the FDA or comparable foreign regulatory authorities will require such trials to be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that supports a successful regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China, and most recently, proposing legislation that, if enacted would restrict trade with certain Chinese companies that provide biopharmaceutical research, development, and manufacturing services. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers. In addition, in the past the U.S. Commerce Department has implemented export controls adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, trade restrictions, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on manufacturing partners and other service providers that operate in China. For example, proposed legislation has been introduced in Congress that could prohibit, among other things, the use of U.S. government executive agency contract, grant, or loan funding to procure or obtain, or enter into, extend or renew contracts involving the use of certain equipment or services produced or provided by certain Chinese companies which could cause us to reevaluate our relationship with certain of our existing manufacturing partners, including Hengrui.

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

We expect our current injectable product candidates will be regulated as combination products, as our therapeutic candidates will be administered by the patient using a disposable injector device (pre-filled syringe, autoinjector and/or multi-use pen) marketed together with the therapeutic candidate, if approved. Development of a product candidate as a combination product candidate requires close coordination within the FDA and within comparable regulatory agencies for review of each of the drug and device components that comprise the product and would typically be reviewed by different centers within the FDA if offered for use as standalone products. For example, the FDA’s review of a marketing application for a drug-device combination that has a primary mode of action as a drug would likely be subject to an NDA with the Center for Drug Evaluation and Research as the lead center, with coordination with the Center for Devices and Radiological Health for the review of the device component. Although the FDA and comparable foreign agencies have or may have systems in place for the review and approval of such combination products, we may experience additional delays in the development and commercialization of such product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Furthermore, regulatory bodies like the FDA may require a human factors study, also sometimes referred to as a usability study, to evaluate how people interact with drug-device combination products in real-world settings to ensure they can be used safely and effectively, and the requirement to conduct a human factors study may delay or prevent approval of a drug-device combination product. Moreover, although we anticipate that the device component of any combination product candidates we develop will be reviewed within the usual time frames expected for the marketing authorization application for underlying therapeutic candidate, and that no separate marketing application for the device components of such product candidates will be required in the United States, the FDA or comparable regulatory authorities may delay approval or require us to conduct additional studies with the device, which may delay the approval of the combination product.

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

The development and commercialization of therapies for the treatment of obesity is highly competitive. Our product candidates, if approved, will face significant competition, including from well-established, currently marketed therapies that have been developed by large, well-known pharmaceutical companies, and our failure to demonstrate a meaningful improvement to the existing standard of care may prevent us from achieving significant market penetration. In particular, there is intense competition in the obesity field, especially with the advent of GLP-1 weight management medications, such as Wegovy, marketed by Novo Nordisk, and Zepbound, marketed by Eli Lilly. There are numerous other companies that have commercialized or are developing treatments for obesity that we will compete with, including Amgen, AstraZeneca, Boehringer Ingelheim, Merck, Pfizer, Roche, Structure Therapeutics, Viking Therapeutics and Zealand Pharma. We face competition from these companies and other major pharmaceutical and biotechnology companies, including specialty pharmaceutical companies, and academic institutions, governmental agencies and public and private research institutions, among others.

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

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity, or enforceability, and our patent rights may be challenged in the courts or patent offices in the United States and abroad. We may be subject to post-grant proceedings at the USPTO challenging the validity of one or more claims of our owned and in-licensed patents. Third-party submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on our pending patent application. A third party may also claim that our owned and in-licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In addition, we may become involved in opposition, derivation, revocation, reexamination, reissue, interference, inter partes review, post-grant review proceedings or other similar proceedings in the United States and/or foreign jurisdictions challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, and may allow third parties, including generic drug companies, to commercialize any of our current or future product candidates and use any other proprietary technologies we may develop to compete directly with us.

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

Many countries have compulsory licensing laws under which a patent owner or exclusive licensee may be compelled to grant licenses to third parties, including governmental agencies. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner or exclusive licensee may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. In addition, geopolitical actions in the United States and in foreign countries (such as the Russia and Ukraine conflict) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents which could impair our competitive intellectual property position.

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

Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we plan to commercialize our programs (including obesity, weight loss and maintenance programs) and in which we are developing other proprietary technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our programs and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot guarantee that our programs and other proprietary technologies we develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued for which a third party, such as a competitor in the fields in which we are developing our programs, might assert as infringed by us. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. For example, we are aware of certain patent applications and patents in the United States and abroad owned by third parties with patent claims that, if valid and enforceable, may be relevant to KAI-7535 in the future. We are currently challenging one such granted patent by filing an opposition in the European Patent Office. Our opposition sets forth the grounds for invalidity of the current claims of the granted patent, although the ultimate outcome of the opposition remains uncertain. We may in the future challenge this and other patents or patent applications owned by third parties, including through opposition or other proceedings in the United States and abroad. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to any of our current or future product candidates. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe. For example, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover any of our current or future product candidates or the use of any of our current or future product candidates.

If any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court could hold that such patents are valid, enforceable and infringed by us. Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing the infringing products or technologies. In addition, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. Such licenses may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms or at all, we may be unable to commercialize the infringing products or technologies or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. In addition, we have and may in the future pursue patent challenges with respect to third-party patents, including as a defense against the foregoing infringement claims. The outcome of such challenges is unpredictable.

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

None.

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

We received net proceeds of $662.0 million from our initial public offering, after deducting commissions, underwriting discounts and other offering costs. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. J.P. Morgan Securities LLC, Jefferies LLC, Leerink Partners LLC, TD Securities (USA) LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of Kailera Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-43233) filed on April 20, 2026).

3.2	Amended and Restated Bylaws of Kailera Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-43233) filed on April 20, 2026).
10.1#

2026 Incentive Award Plan, form of option agreement, performance option agreement, restricted stock agreement and restricted stock unit agreement thereunder (incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-295117) filed on April 17, 2026).

10.2#	2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (File No. 333-295117) filed on April 17, 2026).
10.3#	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-294690) filed on April 13, 2026).
10.4*#	Second Amended and Restated Employment Agreement, dated April 15, 2026, by and between Ronald C. Renaud, Jr. and the Registrant.
10.5*#	Amended and Restated Employment Agreement, dated April 14, 2026, by and between Paul Burgess and the Registrant.
10.6*#	Amended and Restated Employment Agreement, dated April 14, 2026, by and between Jamie Coleman and the Registrant.
10.7#

Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-294690) filed on March 27, 2026).

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

* Filed herewith.

** Furnished herewith.

# Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kailera Therapeutics, Inc.

Date: August 12, 2026	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President, Chief Executive Officer and Director (principal executive officer)

Date: August 12, 2026	By:	/s/ Douglas Pagán
Douglas Pagán
Chief Financial Officer (principal financial and accounting officer)