Form 10-Q
period 2026-09-30
Kailera Therapeutics, Inc.
filed 2026-11-04
CIK 2096997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 129,850,481 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kailera Therapeutics, Inc.

Condensed consolidated balance sheets

(amounts in thousands, except share data) (unaudited)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,537	$160,267
Marketable securities	794,917	385,789
Prepaid expenses and other current assets	18,302	11,481
Total current assets	919,756	557,537
Property and equipment, net	1,652	1,955
Restricted cash	761	761
Long-term marketable securities	136,187	106,672
Non-current clinical deposits	14,129	12,185
Operating lease right-of-use assets	9,630	10,463
Other non-current assets	63	2,721
Total assets	$1,082,178	$692,294
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,434	$7,529
Accrued expenses and other current liabilities	31,590	37,836
Operating lease liabilities, current	1,092	1,040
Total current liabilities	42,116	46,405
Operating lease liabilities, non-current	8,879	9,713
Other non-current liabilities	67	270
Total liabilities	51,062	56,388
Commitments and contingencies (Note 12)
Convertible preferred stock:
Series A convertible preferred stock: $0.00001 par value; no shares authorized, issued and outstanding at September 30, 2026; 35,677,603 shares authorized, issued and outstanding at December 31, 2025	—	390,306
Series B convertible preferred stock: $0.00001 par value; no shares authorized, issued and outstanding at September 30, 2026; 43,084,539 shares authorized, issued and outstanding at December 31, 2025	—	602,058
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2026; no shares authorized, issued and outstanding at December 31, 2025	—	—
Common stock, $0.00001 par value; 800,000,000 shares and 105,384,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 129,684,183 and 19,048 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,689,358	11,981
Accumulated other comprehensive (loss) income	(3,737)	229
Accumulated deficit	(654,505)	(368,668)
Total stockholders’ equity (deficit)	1,031,116	(356,458)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,082,178	$692,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kailera Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

(amounts in thousands, except share data for all periods presented and per share data for 2026) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$84,667	$26,994	$256,601	$56,645
General and administrative	21,669	13,115	55,768	34,572
Total operating expenses	106,336	40,109	312,369	91,217
Loss from operations	(106,336)	(40,109)	(312,369)	(91,217)
Other income
Interest income	10,611	2,251	26,321	6,052
Other income (expense), net	60	(1,765)	211	(1,388)
Total other income	10,671	486	26,532	4,664
Net loss	$(95,665)	$(39,623)	$(285,837)	$(86,553)
Other comprehensive loss
Unrealized (loss) gain	(1,943)	56	(3,966)	24
Comprehensive loss	(97,608)	(39,567)	(289,803)	(86,529)
Net loss per share attributable to common stockholders - basic and diluted	$(0.74)	$(39,623)	$(3.68)	$(86,553)
Weighted-average common stock outstanding - basic and diluted	129,653,008	1	77,685,234	1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kailera Therapeutics, Inc.

Condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

(amounts in thousands, except share data) (unaudited)

	Series A-1 convertible preferred stock		Series A-2 convertible preferred stock		Series A-2 (NV) convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
December 31, 2025	30,000,000	$294,358	4,968,789	$84,501	708,814	$11,447	43,084,539	$602,058	19,048	$—	$11,981	$229	(368,668)	$(356,458)
Exercise of stock options	—	—	—	—	—	—	—	—	10,905	—	57	—	—	$57
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,939	—	—	$3,939
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(761)	—	$(761)
Net loss	—	—	—	—	—	—	—	—	—		—	—	(78,865)	$(78,865)
March 31, 2026	30,000,000	$294,358	4,968,789	$84,501	708,814	$11,447	43,084,539	$602,058	29,953	$—	$15,977	$(532)	$(447,533)	$(432,088)
Conversion of convertible preferred stock to common stock	(30,000,000)	(294,358)	(4,968,789)	(84,501)	(708,814)	(11,447)	(43,084,539)	(602,058)	84,596,391	—	992,364	—	—	$992,364
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and other offering costs	—	—	—	—	—	—	—	—	44,921,875	—	661,983	—	—	$661,983
Exercise of stock options	—	—	—	—	—	—	—	—	72,151	—	430	—	—	$430
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	8,344	—	—	$8,344
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	$(1,262)
Net loss	—	—	—	—	—	—	—	—	—		—	—	(111,307)	$(111,307)
June 30, 2026	—	$—	—	$—	—	$—	—	$—	129,620,370	$—	$1,679,098	$(1,794)	$(558,840)	$1,118,464
Exercise of stock options	—	—	—	—	—	—	—	—	63,813	—	339	—	—	$339
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	9,921	—	—	$9,921
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(1,943)	—	$(1,943)
Net loss	—	—	—	—	—	—	—	—	—		—	—	(95,665)	$(95,665)
September 30, 2026	—	$—	—	$—	—	$—	—	$—	129,684,183	$—	$1,689,358	$(3,737)	$(654,505)	$1,031,116

	Series A-1 convertible preferred stock		Series A-2 convertible preferred stock		Series A-2 (NV) convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
December 31, 2024	30,000,000	$294,358	4,968,789	$84,501	708,814	$11,447	—	$—	1	$—	$941	$—	$(219,713)	$(218,772)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,523	—	—	1,523
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,983)	(17,983)
March 31, 2025	30,000,000	$294,358	4,968,789	$84,501	708,814	$11,447	—	$—	1	$—	$2,464	$(6)	$(237,696)	$(235,238)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,631	—	—	1,631
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(28,947)	(28,947)
June 30, 2025	30,000,000	$294,358	4,968,789	$84,501	708,814	$11,447	—	$—	1	$—	$4,095	$(32)	$(266,643)	$(262,580)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,269	—	—	4,269
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	56	—	56
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(39,623)	(39,623)
September 30, 2025	30,000,000	$294,358	4,968,789	$84,501	708,814	$11,447	—	$—	1	$—	$8,364	$24	$(306,266)	$(297,878)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kailera Therapeutics, Inc.

Condensed consolidated statements of cash flows

(amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(285,837)	$(86,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	303	188
Stock-based compensation expense	22,204	7,423
Change in fair value of preferred stock tranche right liability	—	(1,400)
Non-cash lease expense	833	354
Accretion of discounts on investments, net	(5,246)	(1,134)
Change in fair value of convertible promissory notes	—	2,781
Other	(13)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,120)	(7,715)
Non-current clinical deposits	(1,944)	—
Other non-current assets	2,343	67
Accounts payable	2,075	(38)
Accrued expenses and other current liabilities	(6,119)	12,318
Operating lease liabilities	(781)	(421)
Other non-current liabilities	(203)	—
Net cash used in operating activities	(279,505)	(74,130)

Cash flows from investing activities:
Purchases of property and equipment	—	(443)
Purchases of marketable securities	(775,319)	(178,892)
Maturities of marketable securities	337,970	77,205
Net cash used in investing activities	(437,349)	(102,130)

Cash flows from financing activities:
Proceeds from the exercise of stock options	826	—
Proceeds from issuance of convertible promissory notes	—	100,000
Proceeds from issuance of common stock, net of commissions and underwriting discounts	668,438	—
Payments of deferred offering costs	(6,140)	(243)
Net cash provided by financing activities	663,124	99,757

Net decrease in cash, cash equivalents and restricted cash	(53,730)	(76,503)
Cash, cash equivalents and restricted cash at beginning of period	161,028	175,178
Cash, cash equivalents and restricted cash at end of period	$107,298	$98,675

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$106,537	$97,914
Restricted cash	761	761
Total cash, cash equivalents and restricted cash	$107,298	$98,675

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$992,364	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$733
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$215
Increase in right-of-use assets and operating lease liabilities from lease modifications	$—	$32

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

Initial Public Offering

On April 20, 2026, the Company completed its initial public offering, in which it issued and sold an aggregate of 44,921,875 shares of its common stock (inclusive of 5,859,375 shares pursuant to the full exercise of the underwriters’ overallotment option) at a public offering price of $16.00 per share. The Company received aggregate net proceeds of $662.0 million after deducting commissions, underwriting discounts and other offering costs.

Liquidity and Going Concern

Through September 30, 2026, the Company has funded its operations primarily with proceeds from the sale and issuance of shares of convertible preferred stock, the issuance of convertible promissory notes, which converted into shares of convertible preferred stock and the sale and issuance of common stock as part of its initial public offering. The Company has incurred losses since its inception, including a net loss of $285.8 million for the nine months ended September 30, 2026. In addition, as of September 30, 2026, the Company had an accumulated deficit of $654.5 million. The Company expects to continue to generate operating losses for the near future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies, and could require it to significantly delay, scale back or discontinue the development and commercialization of one or more of its product candidates. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

The Company believes the cash, cash equivalents and marketable securities on hand of $1,037.6 million as of September 30, 2026 will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements are issued.

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

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements included in its final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 17, 2026 (the “Prospectus”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2026, and the results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or any other period.

Significant Accounting Policies

As of September 30, 2026, the Company’s significant accounting policies, which are described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2025 included in the Prospectus related to the initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, have not changed, except as noted below.

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

3. Marketable securities

The following table summarizes the amortized cost and estimated fair value of the Company’s investments, which are considered to be available-for-sale investments, and were included in marketable securities and long-term marketable securities (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. government agency debt securities	$270,176	$—	$(760)	$269,416
Corporate debt securities	318,934	—	(1,428)	317,506
Commercial paper	208,332	—	(337)	207,995
	$797,442	$—	$(2,525)	$794,917

Long-term marketable securities:
U.S. government agency debt securities	$81,133	$—	$(627)	80,506
Corporate debt securities	56,262	—	(581)	55,681
	$137,395	$—	$(1,208)	$136,187

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. government agency debt securities	$169,690	$108	$—	$169,798
Corporate debt securities	122,737	23	(47)	122,713
Commercial paper	93,241	37	—	93,278
	$385,668	$168	$(47)	$385,789

Long-term marketable securities:
U.S. government agency debt securities	$62,038	$80	$—	$62,118
Corporate debt securities	44,537	18	(1)	44,554
	$106,575	$98	$(1)	$106,672

Certain short-term marketable securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. As of September 30, 2026, all short-term marketable securities had contractual maturities within one year and all long-term marketable securities had contractual maturities between one to two years.

As of September 30, 2026 and December 31, 2025, the Company held 144 and 12 securities, respectively, that were in an unrealized loss position, with a total fair market value of $922.5 million and $79.0 million, respectively. As of September 30, 2026 and December 31, 2025, there were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months. The Company evaluated its securities for potential impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the investments in an unrealized loss position and does not expect it will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Given the Company’s intent and ability to hold such investments until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired and there were no allowances for credit losses as of September 30, 2026 and as of December 31, 2025.

4. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$93,202	$—	$—	$93,202
Corporate debt securities	—	—	—	—
Commercial paper	—	9,917	—	9,917
Marketable securities:
U.S. government agency debt securities	—	349,922	—	349,922
Corporate debt securities	—	373,187	—	373,187
Commercial paper	—	207,995	—	207,995
Total fair value of financial assets	$93,202	$941,021	$—	$1,034,223

	Fair value measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$104,212	$—	$—	$104,212
Corporate debt securities	—	27,353	—	27,353
Commercial paper	—	25,922	—	25,922
Marketable securities:
U.S. government agency debt securities	—	231,915	—	231,915
Corporate debt securities	—	167,268	—	167,268
Commercial paper	—	93,278	—	93,278
Total fair value of financial assets	$104,212	$545,736	$—	$649,948

For the nine months ended September 30, 2026, there were no transfers between Level 1, Level 2 and Level 3.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid research and development	7,150	4,539
Interest receivable	6,260	2,725
Other	4,892	4,217
	$18,302	$11,481

6. Leases

In March 2025, the Company executed a new, seven-year, non-cancellable operating lease agreement for approximately 39,500 square feet of office space in Waltham, Massachusetts for its corporate headquarters. The lease commenced in October 2025, following completion of construction to prepare the premises for the Company’s intended use. The lease provided for base rent of $2.2 million for the first year, which will increase by approximately 2% each year. The Company’s lease payments also include real estate taxes and other operating expenses allocable to the leased premises, which exceed base year amounts. The Company has the option to extend the lease for one additional five-year term with base rent calculated on the then-market rate. In accordance with the lease agreement, the Company maintained a letter of credit of $0.8 million, which is refundable at the end of the lease term. As of September 30, 2026, the underlying cash balance collateralizing this letter of credit was classified as restricted cash (non-current) on the condensed consolidated balance sheets based on the release date of the restrictions of this cash. In connection with the new lease agreement, the Company amended its previous lease in Waltham, Massachusetts to extend the lease term to end shortly after the lease commencement date of its new lease agreement, which occurred in the fourth quarter of 2025.

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

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$568	$114	$1,765	$371
Variable lease costs	—	—	—	—
Total lease costs	$568	$114	$1,765	$371

For the nine months ended September 30, 2026 and 2025, the Company made cash payments for operating leases of $1.7 million and $0.4 million, respectively.

The following table summarizes the future minimum lease payments due under operating leases as of September 30, 2026 (in thousands):

Total minimum lease payments
Year Ending December 31,
2026	$549
2027	2,220
2028	2,259
2029	2,299
2030	2,338
2031 and thereafter	4,387
Total lease payments	14,052
Less: interest	(4,081)
Total lease liabilities	$9,971

The total lease liabilities are presented on the Company’s consolidated balance sheets based on maturity dates. As of September 30, 2026, $1.1 million is classified under “operating lease liabilities, current” for the portion due within twelve months, and $8.9 million is classified under “operating lease liabilities, non-current.”

As of September 30, 2026, the weighted average remaining lease term was 6.1 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 12%.

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued research and development	$18,930	$24,000
Accrued employee compensation and benefits	11,115	9,054
Other	1,545	4,782
	$31,590	$37,836

8. Convertible preferred stock

As of September 30, 2026, the authorized capital stock of the Company included 10,000,000 shares of $0.00001 par value preferred stock, of which there were no shares issued or outstanding.

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

9. Common stock

As of September 30, 2026, the authorized capital stock of the Company included 800,000,000 shares of common stock, $0.00001 par value with 129,684,183 shares of common stock issued and outstanding. As of December 31, 2025, the authorized capital stock of the Company included 105,384,000 shares of common stock, $0.00001 par value, with 19,048 shares of common stock issued and outstanding.

On April 20, 2026, the Company completed its initial public offering in which it issued and sold an aggregate of 44,921,875 shares of its common stock (inclusive of 5,859,375 shares pursuant to the full exercise of the underwriters’ overallotment option) at a public offering price of $16.00 per share. The Company received aggregate net proceeds of $662.0 million after deducting commissions, underwriting discounts and other offering costs.

As part of the initial public offering, all outstanding shares of convertible preferred stock were converted into 84,596,391 shares of common stock. The certificate of incorporation was also amended and restated which, among other things, adjusted the number of authorized shares to 800,000,000 shares and 10,000,000 shares of common stock and preferred stock, respectively.

Each share of common stock entitles the holder to one vote, together with the holders of the preferred stock. Common stockholders are entitled to receive dividends, subject to the preferential dividend rights of the preferred stock. Through September 30, 2026, no cash dividends have been declared or paid.

As of September 30, 2026 and December 31, 2025, the Company has reserved the following shares of common stock for future issuance:

	September 30, 2026	December 31, 2025
Shares reserved for conversion of Series A-1 preferred stock	—	30,000,000
Shares reserved for conversion of Series A-2 preferred stock	—	11,511,852
Shares reserved for conversion of Series B preferred stock	—	43,084,539
Shares reserved for exercise of outstanding stock options	19,150,119	13,470,409
Shares reserved for issuance under all equity compensation plans	10,451,957	2,028,232
Total shares of authorized common stock reserved for future issuance	29,602,076	100,095,032

10. Stock-based compensation

Incentive Plans

The Company’s 2024 Equity Incentive Plan (the “2024 Plan”) provides for the Company to sell or issue common stock or restricted stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, directors and consultants of the Company. The 2024 Plan is administered by the Board, or its delegee.

On April 16, 2026, in connection with the Company's initial public offering, the Company adopted the 2026 Incentive Award Plan (the "2026 Plan"), which provides for the issuance of cash and equity awards. The number of shares initially available for issuance under awards granted pursuant to the 2026 Plan was 14,011,037 shares. The 2026 Plan provides that, on the first day of each calendar year beginning on and including January 1, 2027 and ending on and including January 1, 2036, the number of shares available for issuance under the 2026 Plan shall be increased by that number of shares equal to the lesser of (a) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board. Following the adoption of the 2026 Plan, any shares subject to an award issued under the 2024 Plan or the 2026 Plan that expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, or canceled without having been fully exercised/settled, will become available for future grant under the 2026 Plan. As of September 30, 2026, 9,156,475 shares remained available for future grant under the 2026 Plan.

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

Stock option activity

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2026:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2025	13,470,409	$6.20	9.17	$52,398
Granted	6,741,274	15.34
Exercised	(146,869)	5.30
Cancelled or forfeited	(914,695)	8.38
Outstanding as of September 30, 2026	19,150,119	$9.32	8.83	$67,099
Exercisable at September 30, 2026	3,895,203	$5.37	7.72	$23,557

The aggregate intrinsic value of stock options is calculated as the amount by which the fair value of the Company's common stock exceeds the exercise prices of the underlying stock options. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2026 was $0.8 million and $2.0 million, respectively. There were no stock options exercised during the three and nine months ended September 30, 2025.

The weighted-average grant-date fair value of the Company’s stock options granted for the three and nine months ended September 30, 2026 was $13.52 and $10.69, respectively. The weighted-average grant-date fair value of the Company’s stock options granted for the three and nine months ended September 30, 2025 was $3.85 and $3.81, respectively.

Stock option valuation

The Company uses the Black-Scholes model to value its stock option grants that vest based on the passage of time or the achievement of certain performance criteria and expenses the related compensation cost using the straight-line method over the vesting period. The assumptions that the Company used to determine the grant-date fair value of stock options granted during the three and nine months ended September 30, 2026 and 2025 were as follows, presented on a weighted-average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected option life (years)	6.1	6.0	6.0	6.1
Risk-free interest rate	4.5%	4.0%	4.0%	4.1%
Expected volatility	80.2%	80.4%	81.1%	78.4%
Expected dividend yield	—%	—%	—%	—%

During the three and nine months ended September 30, 2026, the Company also granted stock options that vest upon the achievement of certain share price thresholds. The Company accounted for these stock options as market condition awards and used the Monte Carlo valuation model to determine the fair value of the stock options and an expense recognition period of approximately 1.3 years. As of September 30, 2026, there were a total of 1,302,000 market condition stock options outstanding.

Stock-based compensation

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,952	$291	$6,353	$787
General and administrative	6,969	3,978	15,851	6,636
Total stock-based compensation expense	$9,921	$4,269	$22,204	$7,423

As of September 30, 2026, total unrecognized compensation cost related to the unvested stock-based awards was $92.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at the period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2026	2025
Options to purchase common stock	19,150,119	7,557,013
Convertible preferred stock (as converted to common stock)	—	39,487,338
Total	19,150,119	47,044,351

12. Commitments and contingencies

Legal proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2026 and 2025, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened as of September 30, 2026.

Significant agreements

Hengrui license and collaboration agreement

In May 2024, the Company entered into a license and collaboration agreement (the “Hengrui License Agreement”) with Jiangsu Hengrui Pharmaceuticals Co., Ltd. (“Hengrui”). Upon execution of the Hengrui License Agreement, the Company paid $100.0 million in cash as a non-refundable upfront payment and incurred a $10.0 million technology transfer fee, which was paid in December 2024. The Company also issued 5,677,603 shares of Series A-2 convertible preferred stock. The fair value of these shares was accounted for as additional consideration for the acquired license.

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

The Company accounted for the arrangement as an asset acquisition of in-process research and development technology. No expenses were incurred or payments made, under the arrangement, during the nine months ended September 30, 2026 and 2025. All other future payments will be recognized upon achievement.

13. Related party transactions

In May 2024, the Company entered into the Hengrui License Agreement. As partial consideration for this arrangement, the Company issued shares of Series A-2 convertible preferred stock, which represented 19.9% of the outstanding capital stock of the Company at issuance, on a fully-diluted basis.

In addition, as part of the agreement with Hengrui, Hengrui has agreed to provide the Company with manufacturing services and supplies. In connection with these services, the Company recognized $0.6 million and $2.1 million in research and development expenses for the three and nine months ended September 30, 2026, respectively. The Company did not recognize material research and development expenses in connection with these services during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company recognized $0.7 million in research and development expenses in connection with these services. Amounts due to Hengrui by the Company in connection with these services totaled $2.2 million and $0.2 million as of September 30, 2026 and December 31, 2025, respectively, which amounts were included in accrued expenses on the consolidated balance sheets.

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

The table below summarizes the expense categories reviewed by the CODM for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
External research and development(1)
Ribupatide injection	$53,966	$12,830	$175,106	$27,506
Ribupatide oral	1,582	—	3,272	—
Safiglipron	8,606	3,551	22,471	4,507
KAI-4729	850	74	1,638	412
Unallocated research and development and other(2)	4,470	2,450	12,789	5,200
General and administrative(3)	7,060	3,461	19,213	10,537
Personnel related (including stock-based compensation)(4)	29,802	17,743	77,880	43,055
Interest income	(10,611)	(2,251)	(26,321)	(6,052)
Other (income) expense, net	(60)	1,765	(211)	1,388
Net loss	$95,665	$39,623	$285,837	$86,553

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

15. Subsequent events

The Company has completed an evaluation of all subsequent events after September 30, 2026 through the issuance of the unaudited condensed consolidated financial statements, to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2026, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. No subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the accompanying notes.

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

We are rapidly progressing four clinical-stage product candidates, leveraging multiple glucagon-like peptide-1, or GLP-1, based mechanisms of action and routes of administration. Our lead product candidate, ribupatide injection (also known as KAI-9531), is currently being evaluated in global Phase 3 trials as a once-weekly injectable GLP-1/glucose-dependent insulinotropic polypeptide, or GIP, receptor dual agonist peptide that we believe offers the potential for the greatest weight loss compared to all obesity management medications currently available or in development. However, we have not conducted head-to-head clinical trials of ribupatide injection or any of our other product candidates against currently approved products or those in development; all of our product candidates are still in clinical development in the United States, and it will take several years to develop and, if approved, commercialize them; and even if we are successful in obtaining regulatory approval, there can be no guarantee as to our product candidates’ ability to outperform other therapies in terms of efficacy or tolerability. We are expanding our ribupatide franchise by developing a once-daily oral tablet formulation, ribupatide oral, to provide a convenient oral option with the potential for highly differentiated tolerability with compelling weight loss among oral treatments. Additionally, we are advancing a second oral product candidate, safiglipron (also known as KAI-7535), a once-daily small molecule GLP-1 receptor agonist with the potential to improve on the clinical profile of existing oral treatments. Finally, we are developing KAI-4729, a once-weekly injectable GLP-1/GIP/glucagon receptor tri-agonist that leverages an incremental mechanism to potentially deliver compelling weight loss, improved liver fat reduction and a differentiated tolerability profile.

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

Our diversified GLP-1-based pipeline is summarized below:

Recent developments

•
In September 2026, we announced that we completed enrollment in the KaiNETIC global Phase 3 program, with data anticipated in mid-2028. The program encompasses three global, double-blind, randomized, placebo-controlled Phase 3 trials enrolling approximately 5,000 participants and is evaluating once-weekly ribupatide injection doses of up to 10 mg over 76 weeks in adults living with obesity or overweight.
•
In November 2026, we announced that we completed an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, and expect to initiate a global Phase 3 program of ribupatide oral in obesity in the first half of 2027. The Phase 3 program will include two trials evaluating once-daily ribupatide oral doses up to 25 mg over 60 weeks in adults living with obesity or overweight with comorbidities, with and without type 2 diabetes, or T2D.
•
In November 2026, we announced that we completed enrollment in the global Phase 2 trial of safiglipron in obesity, with data anticipated in mid-2027. The double-blind, randomized, placebo-controlled Phase 2 trial enrolled approximately 300 adult participants in the U.S. and Australia with a body mass index, or BMI, of 30 or greater or a BMI of 27 or greater with at least one co-morbidity, which may include T2D. This trial is designed to further optimize safiglipron's clinical profile for the treatment of obesity by evaluating a wide range of doses over 44 weeks, with a starting dose of 15 mg, and following a gradual, stepwise titration schedule designed to improve tolerability and determine the optimal balance between weight loss and tolerability.
•
In November 2026, we announced that the KAI-4729 Investigational New Drug application was active with the FDA and that we are on track to initiate a Phase 1 single-dose injection site/ethnic bridging trial by the end of 2026, with data anticipated in 2027.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $285.8 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $654.5 million. We expect to continue to incur significant expenses and recognize operating losses for at least the next several years as we advance our product candidates through later stage clinical development and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $1,037.6 million. We believe that the cash, cash equivalents and marketable securities on hand as of September 30, 2026 will be sufficient to fund our operations into mid-2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

Components of our consolidated results of operations

Revenue

Through September 30, 2026, we have not generated revenue from any sources, including product sales, and do not expect to generate any revenue from the sale of products in the near future. If development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development, particularly in obesity, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years for increased costs related to the development of our product candidates as we conduct our global Phase 3 trials for ribupatide injection, initiate our global Phase 3 trials for ribupatide oral, as well as continue to advance the development of our other product candidates. We also expect to incur additional expenses related to milestone payments payable related to the acquired intellectual property rights to these product candidates.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs, as well as investor and public relations expenses associated with being a public company.

Interest income

Interest income consists of interest earned on our cash equivalents and marketable securities balances.

Other income (expense), net

Other income (expense), net, primarily consists of the change in fair value of the preferred stock tranche right liability, convertible promissory notes for which we elected the fair value measurement option, as well as miscellaneous income and expense unrelated to our core operations.

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
Operating expenses:
Research and development	$84,667	$26,994	$57,673
General and administrative	21,669	13,115	8,554
Total operating expenses	106,336	40,109	66,227
Loss from operations	(106,336)	(40,109)	(66,227)
Other income
Interest income	10,611	$2,251	8,360
Other income (expense), net	60	$(1,765)	1,825
Total other income	10,671	486	10,185
Net loss	$(95,665)	$(39,623)	$(56,042)

Research and development expenses

The following table summarizes our research and development expenses by program for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
Ribupatide injection	$53,966	$12,830	$41,136
Ribupatide oral	1,582	$—	1,582
Safiglipron	8,606	3,551	5,055
KAI-4729	850	74	776
Personnel related (including stock-based compensation)	15,193	8,089	7,104
Unallocated research and development expenses and other	4,470	2,450	2,020
Total research and development expenses	$84,667	$26,994	$57,673

Research and development expenses increased by $57.7 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by product candidate development and the related nonclinical, clinical, and contract manufacturing costs associated with our portfolio of injectable and oral development programs, as well as an increase in headcount, resulting in an increase in personnel-related expenses, including stock-based compensation expense, to support our ongoing research and development activities.

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

General and administrative expenses

General and administrative expenses increased by $8.6 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by the expansion of our operations, resulting in increases in professional service costs and personnel-related expenses, including an increase of $3.0 million in stock-based compensation expenses.

Interest income

Interest income increased by $8.4 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by higher cash equivalents and marketable securities balances.

Other income (expense), net

Other income, net, increased by $1.8 million for the three months ended September 30, 2026, compared to other expense, net, during the three months ended September 30, 2025. Other income, net for the three months ended September 30, 2026 primarily consisted of miscellaneous income unrelated to our core operations. Other expense, net, for the three months ended September 30, 2025 primarily consisted of expense due to the change in fair value of our convertible promissory notes issued in May 2025.

Comparison of Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Operating expenses:
Research and development	$256,601	$56,645	$199,956
General and administrative	55,768	34,572	21,196
Total operating expenses	312,369	91,217	221,152
Loss from operations	(312,369)	(91,217)	(221,152)
Other income
Interest income	26,321	6,052	20,269
Other income (expense), net	211	(1,388)	1,599
Total other income	26,532	4,664	21,868
Net loss	$(285,837)	$(86,553)	$(199,284)

Research and development expenses

The following table summarizes our research and development expenses by program for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Ribupatide injection	$175,106	$27,506	$147,600
Ribupatide oral	3,272	—	3,272
Safiglipron	22,471	4,507	17,964
KAI-4729	1,638	412	1,226
Personnel related (including stock-based compensation)	41,325	19,020	22,305
Unallocated research and development expenses and other	12,789	5,200	7,589
Total research and development expenses	$256,601	$56,645	$199,956

Research and development expenses increased by $200.0 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by product candidate development and the related nonclinical, clinical, and contract manufacturing costs associated with our portfolio of injectable and oral development programs, as well as an increase in headcount, resulting in an increase in personnel-related expenses, including stock-based compensation expense, to support our ongoing research and development activities.

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

General and administrative expenses

General and administrative expenses increased by $21.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by the expansion of our operations, resulting in increases in professional service costs and personnel-related expenses, including an increase of $9.2 million in stock-based compensation expenses.

Interest income

Interest income increased by $20.3 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by higher cash equivalents and marketable securities balances.

Other income (expense), net

Other income, net, increased by $1.6 million for the nine months ended September 30, 2026, compared to other expense, net, during the nine months ended September 30, 2025. Other income, net for the nine months ended September 30, 2026 primarily consisted of miscellaneous income unrelated to our core operations. Other expense, net, for the nine months ended September 30, 2025 consisted primarily of expense due to the change in fair value of our convertible promissory notes issued in May 2025, partially offset by income due to the change in fair value of the preferred stock tranche right liability.

Liquidity and capital resources

Since our inception, we have not generated revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $1,037.6 million and an accumulated deficit of $654.5 million. Through September 30, 2026 we have funded our operations primarily with proceeds from the sale and issuance of shares of convertible preferred stock, the issuance of convertible promissory notes, which converted into shares of convertible preferred stock, and the sale and issuance of common stock as part of our initial public offering.

Cash flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(279,505)	$(74,130)
Net cash used in investing activities	(437,349)	(102,130)
Net cash provided by financing activities	663,124	99,757
Net decrease in cash, cash equivalents and restricted cash	$(53,730)	$(76,503)

Operating activities

During the nine months ended September 30, 2026, operating activities used $279.5 million of cash, cash equivalents and restricted cash, primarily due to a net loss of $285.8 million and changes in operating assets and liabilities of $11.7 million, partially offset by net non-cash expenses of $18.1 million. The changes in operating assets and liabilities primarily related to an increase in prepaid expenses and other current assets of $7.1 million, a net decrease in accrued expenses and other current liabilities of $6.1 million, an increase in non-current clinical deposits of $1.9 million, partially offset by a $2.1 million increase in accounts payable and a $2.3 million decrease in other non-current assets. Non-cash changes primarily consisted of $22.2 million in stock-based compensation expense, partially offset by $5.2 million in net accretion of discounts on our investment portfolio.

During the nine months ended September 30, 2025, operating activities used $74.1 million of cash, cash equivalents and restricted cash, primarily due to a net loss of $86.6 million, partially offset by non-cash charges of $8.2 million and changes in operating assets and liabilities of $4.2 million. Non-cash changes primarily consisted of $7.4 million in stock-based compensation expense and $2.8 million change in the fair value of the convertible promissory notes, partially offset by $1.4 million change in the fair value of the preferred stock tranche right liability and by $1.1 million in net accretion of discounts on our investment portfolio. The net change in operating assets and liabilities was primarily driven by a $12.3 million increase in accrued expenses and other current liabilities, partially offset by a $7.7 million increase in prepaid expenses and other current assets.

Investing activities

During the nine months ended September 30, 2026, investing activities used $437.3 million in cash, cash equivalents and restricted cash consisting of purchases of investments of $775.3 million, partially offset by maturities of investments of $338.0 million.

During the nine months ended September 30, 2025, investing activities used $102.1 million in cash, cash equivalents and restricted cash consisting primarily of purchases of investments of $178.9 million, partially offset by maturities of investments of $77.2 million.

Financing activities

During the nine months ended September 30, 2026, financing activities provided $663.1 million in cash, cash equivalents and restricted cash consisting of $668.4 million in net proceeds received from our initial public offering after deducting commissions and underwriting discounts and payments of deferred offering costs, and $0.8 million in proceeds from the exercise of stock options, partially offset by $6.1 million in payments of deferred offering costs related to our initial public offering.

During the nine months ended September 30, 2025, financing activities provided $99.8 million in cash, cash equivalents and restricted cash consisting of proceeds from the issuance of convertible promissory notes.

Funding requirements

We expect our expenses, excluding costs related to the acquisition of in-process intellectual property rights, to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into later stages of development. Our expenses will also increase as we:

•
advance global Phase 3 clinical trials for ribupatide injection and initiate global Phase 3 clinical trials for ribupatide oral;
•
continue the development of our other product candidates, including advancing an ongoing global Phase 2 clinical trial for safiglipron and initiating a Phase 1 clinical trial for KAI-4729;
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

We believe that the cash, cash equivalents and marketable securities on hand as of September 30, 2026 will be sufficient to fund our operations into mid-2028. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2026, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$14,052	$2,210	$4,538	$4,696	$2,608
Total	$14,052	$2,210	$4,538	$4,696	$2,608

In March 2025, we executed a new, seven-year, non-cancellable operating lease agreement for approximately 39,500 square feet of office space in Waltham, Massachusetts for our corporate headquarters. The lease commenced in October 2025 following completion of construction to prepare the premises for our intended use. The lease provides for base rent of $2.2 million for the first year, which will increase by approximately 2% each year. Our lease payments also include real estate taxes and other operating expenses allocable to the leased premises, which exceed base year amounts. Upon commencement of the lease, future minimum lease payments for the corporate headquarters were $15.9 million. We have the option to extend the lease for one additional five-year term with base rent calculated on the then-market rate. In accordance with the lease agreement, we maintained a letter of credit of $0.8 million, which is refundable at the end of the lease term. As of September 30, 2026, the underlying cash balance collateralizing this letter of credit was classified as restricted cash (non-current) on our condensed consolidated balance sheets based on the release date of the restrictions of this cash. In connection with the new lease agreement, we amended our existing lease in Waltham, Massachusetts to extend the lease term to end shortly after the lease commencement date of our new lease agreement, which occurred in the fourth quarter of 2025.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for nonclinical, clinical, manufacturing, and other development services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including noncancelable or committed obligations of our service providers, up to the date of cancellation. These payments are not included in the preceding table as the amount and timing of such payments are not known.

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s discussion and analysis of financial condition and results of operations” for the year ended December 31, 2025 included in the Prospectus, except as noted below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We anticipate that our expenses will increase substantially if, and as, we:

•
advance global Phase 3 clinical trials for ribupatide injection and initiate global Phase 3 clinical trials for ribupatide oral;
•
continue the development of our other product candidates, including advancing an ongoing global Phase 2 clinical trial for safiglipron and initiating a Phase 1 trial for KAI-4729;
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

We cannot be certain that additional funding will be available on acceptable terms, or at all. For instance, our trading price and the trading prices for other biopharmaceutical companies have been highly volatile. We may face difficulties raising capital through sales of our equity or debt securities or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, rising interest rates, future public health epidemics or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all.

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

In order to obtain FDA approval of our product candidates, we must, among other things, demonstrate substantial evidence of the effectiveness of such product candidates. FDA has generally considered this demonstration to require data gathered from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population, or in some cases, one adequate and well-controlled trial plus other confirmatory evidence. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to granting any regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from the FDA or other regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed our Phase 3 programs for ribupatide injection and ribupatide oral after receiving input and feedback from the FDA and other regulatory agencies, there can be no assurance that the design of our planned clinical trials will be satisfactory to such agencies or that such agencies will not require us to modify our trials or conduct additional testing, or that completing these trials will result in regulatory approval. For instance, in connection with their review of our Phase 3 programs for ribupatide injection and ribupatide oral, regulatory agencies, particularly those outside of the U.S., may disagree with elements of our clinical trial design, including dose selection and control arms, and utilization of data collected outside of the applicable territory. We are not currently planning to conduct a global Phase 2 dose-ranging trial or Phase 1 pharmacokinetic bridging trial for ribupatide oral prior to commencing global Phase 3 clinical trials. The FDA and other regulatory agencies may disagree with our clinical development strategy or the designs of our proposed Phase 3 trials for ribupatide oral, including but not limited to dose selection, sample size and utilization of data collected outside of the applicable territory. Even if our Phase 3 clinical trials achieve their primary endpoint, there can be no assurance that the FDA and other regulatory agencies will find them sufficient to support approval.

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

Any of our current or future product candidates in later stages of clinical trials may fail to show the desired characteristics despite having progressed through nonclinical studies and initial clinical trials. The results from nonclinical studies or clinical trials of any of our current and future product candidates, or a competitor’s product candidate in the same class, may not predict the results of later clinical trials of any of our current or future product candidates. It is not uncommon to observe results in clinical trials that are unexpected based on nonclinical studies and early clinical trials, and many product candidates fail in later stage clinical trials despite very promising early results. In addition, we do not know whether ribupatide injection will demonstrate weight loss similar to that seen in clinical trials conducted in China by Hengrui. In particular, most of the ribupatide injection clinical data that has been generated to date has been in Chinese patient cohorts based on a maximum dose of 8 mg, however, in our ongoing Phase 3 program of ribupatide injection, we intend to study a dosing regimen of up to 10 mg in populations outside of China. We have limited information as to whether the new dosing regimen will result in a favorable balance between weight loss and tolerability profile and cannot guarantee that we will not need to further optimize the ribupatide injection dosing regimen in the future. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements that patients on placebo refrain from using other GLP-1 medications, stay on study treatment or stay in study; our product candidates may fail to demonstrate safety, purity or potency (or efficacy) in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. For example, if a higher-than-expected number of patients drop out of clinical trials prior to completion either as a result of their failure to lose weight on placebo or as a result of side effects on an active arm, we may experience difficulties completing trials with adequate numbers of patients to generate sufficient data to support a marketing application. Moreover, nonclinical and clinical data may be susceptible to varying interpretations and analyses. Because ribupatide injection and ribupatide oral are based on the same peptide, if ribupatide injection does not show safety or efficacy in clinical trials, it may negatively impact the development of ribupatide oral, and vice versa. Based upon negative or inconclusive results, we or any current or any future collaborator may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

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

Due to the significant resources required for the development of our product candidates, we are focusing on obesity first and must decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the pharmaceutical industry, in particular for obesity treatments, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we plan to commercialize our programs (including obesity, weight loss and maintenance programs) and in which we are developing other proprietary technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our programs and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot guarantee that our programs and other proprietary technologies we develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued for which a third party, such as a competitor in the fields in which we are developing our programs, might assert as infringed by us. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. For example, we are aware of certain patent applications and patents in the United States and abroad owned by third parties with patent claims that, if valid and enforceable, may be relevant to safiglipron in the future. We are currently challenging one such granted patent by filing an opposition in the European Patent Office. Our opposition sets forth the grounds for invalidity of the current claims of the granted patent, although the ultimate outcome of the opposition remains uncertain. We may in the future challenge this and other patents or patent applications owned by third parties, including through opposition or other proceedings in the United States and abroad. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to any of our current or future product candidates. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe. For example, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover any of our current or future product candidates or the use of any of our current or future product candidates.

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

Our directors and executive officers and substantially all of our securityholders before our initial public offering entered into lock-up agreements in connection with our initial public offering pursuant to which they agreed, with limited exceptions, not to offer, sell or otherwise transfer or dispose of any of our securities, without the prior written consent of two of the representatives of the underwriters, during a period that expired at the close of business on October 13, 2026. As a result of the expiration of the lock-up period, substantially all of our outstanding shares of common stock are eligible for sale in the public market, unless held by one of our directors, executive officers or other affiliates, in which case the resale of those shares will be subject to volume limitations under Rule 144 under the Securities Act. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline.

In addition, we have registered all shares of common stock that we may issue under our equity compensation plans. Such shares of common stock that are subject to outstanding options under our equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Furthermore, certain shares of our common stock will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

Kailera Therapeutics, Inc.

Date: November 4, 2026	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President, Chief Executive Officer and Director (principal executive officer)

Date: November 4, 2026	By:	/s/ Douglas Pagán
Douglas Pagán
Chief Financial Officer (principal financial and accounting officer)